Form 10-Q
period 2026-09-30
Morgan Stanley Solana Trust
filed 2026-11-13
CIK 2103547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2026.

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to        .

Commission File Number: 001-43412

MORGAN STANLEY SOLANA TRUST

(Exact name of registrant as specified in its charter)

Delaware	35-7486921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Morgan Stanley Investment Management Inc.

1585 Broadway

New York, New York 10036

(212) 761-4000

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Shares of Beneficial Interest of Morgan Stanley Solana Trust	MSOL	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐   Yes   ☒   No

The registrant had 1,880,000 outstanding Shares as of October 31, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report on Form 10-Q that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Delegated Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Delegated Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Delegated Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Quarterly Report on Form 10-Q, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Delegated Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Delegated Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Delegated Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

EMERGING GROWTH COMPANY

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012, unless the SEC determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of: (i) it having $1.235 billion or more in annual revenues, (ii) at least $700 million in market value of Common Shares being held by non-affiliates, (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

MORGAN STANLEY SOLANA TRUST

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MORGAN STANLEY SOLANA TRUST

STATEMENT OF ASSETS AND LIABILITIES

September 30, 2026*
(Unaudited)
Assets
Investment in SOL, at fair value (cost $41,675,762)(1)	$58,015,345
SOL sold receivable	4,795,856
Shares issued receivable	1,598,938
Total assets	64,410,139

Liabilities
Delegated Sponsor Fee payable	5,587
SOL purchased payable	1,598,938
Shares redeemed payable	4,795,851
Total liabilities	6,400,376
Commitments and contingent liabilities (Note 9)	—
Net assets	$58,009,763
Net assets consist of:
Paid-in-capital	41,733,855
Accumulated earnings	16,275,908
Net Assets	$58,009,763

Shares issued and outstanding, no par value, unlimited amount authorized	1,800,000
Net asset value per Share	$32.23
*	No comparative statement has been provided as the Trust’s operations commenced on July 27, 2026.
(1)	Amount includes $56,791,221 staked SOL as of September 30, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY SOLANA TRUST

SCHEDULE OF INVESTMENT

	Quantity of
September 30, 2026* (Unaudited)	SOL	Cost	Fair Value		% of Net Assets
Digital assets
Investment in SOL	489,209.42002501	$41,675,762	$58,015,345	(1)	100.01%
Total investment in SOL		$41,675,762	$58,015,345		100.01%
Liabilities in excess of other assets			(5,582)		(0.01)%
Net assets			$58,009,763		100.00%

*No comparative schedule has been provided as the Trust’s operations commenced on July 27, 2026.

(1)	Amount includes $56,791,221 staked SOL as of September 30, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY SOLANA TRUST

STATEMENT OF OPERATIONS

For the period
July 27, 2026
(commencement
of operations)
through
September 30, 2026*
(Unaudited)
Investment income
Staking rewards - net	$296,069
Total income	296,069

Expenses
Delegated Sponsor Fee	8,987
Total expenses	8,987
Net investment gain (loss)	287,082

Realized and unrealized gain (loss)
Net realized gain (loss) on investment in SOL sold to pay Delegated Sponsor Fee	(431)
Net realized gain (loss) on investment in SOL sold to pay staking rewards distributions	(17,222)
Net realized gain (loss) on investment in SOL sold for redemption of Shares	(169,863)
Net change in unrealized appreciation (depreciation) on investment in SOL	16,339,583
Net realized and unrealized gain (loss)	16,152,067
Net increase (decrease) in net assets resulting from operations	$16,439,149

*No comparative statement has been provided as the Trust’s operations commenced on July 27, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY SOLANA TRUST

STATEMENT OF CHANGES IN NET ASSETS

For the period
July 27, 2026
(commencement
of operations)
through
September 30, 2026*
(Unaudited)
Operations:
Net investment gain (loss)	$287,082
Net realized gain (loss) on investment in SOL sold to pay Delegated Sponsor Fee	(431)
Net realized gain (loss) on investment in SOL sold to pay staking rewards distributions	(17,222)
Net realized gain (loss) on investment in SOL sold for redemption of Shares	(169,863)
Net change in unrealized appreciation (depreciation) on investment in SOL	16,339,583
Net increase (decrease) in net assets resulting from operations	16,439,149

Capital Share Transactions:
Contributions for Shares issued	46,529,706
Distributions for Shares redeemed	(4,795,851)
Distributions paid to Shareholders	(163,241)
Net increase (decrease) in net assets from capital share transactions	41,570,614
Net increase (decrease) in net assets from operations and capital share transactions	58,009,763
Net assets, beginning of period	—
Net assets, end of period	$58,009,763

Change in Shares outstanding:
Shares outstanding, beginning of period	—
Shares issued	1,950,000
Shares redeemed	(150,000)
Net increase (decrease) in Shares	1,800,000
Shares outstanding at end of period	1,800,000

*No comparative statement has been provided as the Trust’s operations commenced on July 27, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY SOLANA TRUST

STATEMENT OF CASH FLOWS

For the period
July 27, 2026
(commencement
of operations)
through
September 30, 2026*
(Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$16,439,149
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of SOL	(20,316,487)
SOL received for staking rewards - net	(296,069)
Proceeds from SOL sold to pay Delegated Sponsor Fee	3,400
Proceeds from SOL sold to pay staking rewards distributions	163,241
Proceeds from SOL sold for redemption of Shares	—
Net realized (gain) loss on investment in SOL sold to pay Delegated Sponsor Fee	431
Net realized (gain) loss on investment in SOL sold to pay staking rewards distributions	17,222
Net realized (gain) loss on investment in SOL sold for redemption of Shares	169,863
Net change in unrealized (appreciation) depreciation on investment in SOL	(16,339,583)
Changes in operating assets and liabilities:
Increase (decrease) in accrued Delegated Sponsor Fee	5,587
Net cash used in operating activities	(20,153,246)

Cash flows from financing activities
Proceeds for Shares issued	20,316,487
Payments for Shares redeemed	—
Distributions paid to Shareholders	(163,241)
Net cash provided by financing activities	20,153,246

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental Information and Non-Cash Financing Activities
SOL received for the issuance of Shares	$24,614,281
SOL distributed for the redemption of Shares	—

*No comparative statement has been provided as the Trust’s operations commenced on July 27, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY SOLANA TRUST

Notes to Financial Statements (Unaudited)

september 30, 2026

1.Organization

Morgan Stanley Solana Trust (the “Trust”) was organized on December 16, 2025 as a Delaware Statutory Trust pursuant to the Delaware Statutory Trust Act (“DSTA”), and is governed by the provisions of the Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is an exchange-traded fund (“ETF”) that issues common shares of beneficial interest (the “Shares”) that trade on the NYSE Arca, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on July 28, 2026, under the ticker symbol “MSOL.”

The Trust’s investment objective is to seek to track the performance of SOL tokens, the native digital asset of the Solana blockchain (“SOL”), as measured by the performance of the CoinDesk SOL Benchmark 4PM NY Settlement Rate (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities and to reflect rewards from staking a portion of the Trust’s SOL. The Pricing Benchmark is calculated by CoinDesk Indices, Inc. (the “Benchmark Provider”).

The Trust is sponsored by Morgan Stanley Investment Management Inc. (the “Delegated Sponsor”), a wholly owned subsidiary of Morgan Stanley. The Delegated Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

CSC Delaware Trust Company, a Delaware trust company (the “DE Trustee”), acts as the DE Trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The DE Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

AGS Trustees Limited, a Cayman Islands limited liability company, serves as the Cayman Trustee to the Trust. The Cayman Trustee is a wholly owned controlled subsidiary of Appleby Global Services (Cayman) Limited, also a company incorporated in the Cayman Islands with limited liability, which holds a Full Mutual Fund Administrator and Trust license with the Cayman Islands Monetary Authority. Each of the Cayman Trustee and Appleby Global Services (Cayman) Limited is a regulated entity in the Cayman Islands.

The Bank of New York Mellon (“BNY”) serves as the Trust’s administrator, cash custodian, and transfer agent (the “Administrator,” “Cash Custodian,” or “Transfer Agent”).

Figment Inc., Galaxy Blockchain Infrastructure LLC and Coinbase Canada, Inc., each a party unrelated to the Delegated Sponsor and Trustees, serve as the staking service providers (“Staking Services Providers”). The Staking Services Providers will exercise no discretion as to the amount of the Trust’s SOL to be staked or the timing of the staking activities.

Coinbase Custody Trust Company, LLC. together with BNY (“SOL Custodians”) serve as the Trust’s SOL custodians and are responsible for safekeeping all of the SOL owned by the Trust.

Foreside Fund Services, LLC (the “Marketing Agent”) is responsible for reviewing and approving the marketing materials prepared by the Delegated Sponsor for compliance with applicable SEC and FINRA advertising laws, rules, and regulations.

On June 15, 2026, the Delegated Sponsor, in its capacity as Audit Seed Investor, subject to conditions, purchased Seed Creation Baskets comprising 5 Shares at a per-Share price of $20.00. Total proceeds to the Trust from the sale of these Seed Creation Baskets were $100. Delivery of the Seed Creation Baskets was made on June 15, 2026. These Seed Creation Baskets were redeemed for cash on June 22, 2026. Subsequent to June 22, 2026 until July 27, 2026 (commencement of operations), there was no activity within the Trust.

On July 27, 2026, the Delegated Sponsor, in its capacity as the Seed Capital Investor purchased the Initial Seed Creation Baskets comprising of 50,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $20.52. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $1,025,954. On July 27, 2026, the Trust purchased 13,537.50244898 SOL with the proceeds of the Initial Seed Creation Baskets by transacting with a SOL Counterparty (as defined below) to acquire SOL on behalf of the Trust in exchange for cash provided by the Delegated Sponsor in its capacity as the Initial Seed Capital Investor.

These financial statements have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Delegated Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

2.Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services — Investment Companies. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal laws are also sources of authoritative GAAP for SEC registrants.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in the net assets from operations during the reporting period. Actual results could differ from those estimates.

Cash

Cash, if any, includes non-interest bearing, non-restricted cash maintained with the Cash Custodian.

Investment Valuation

The Trust’s investment in SOL is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset or liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity and the reporting entity must have access to the principal (or most advantageous) market at the measurement date. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined the value of the Trust’s SOL using the Pricing Benchmark is not in accordance with GAAP, and therefore, the Pricing Benchmark is not used in the Trust’s financial statements. The Trust’s SOL are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of SOL based on the price provided by the SOL market that the Trust considers its “principal market” as of 11:59:59 p.m. ET on the valuation date. The net asset value (“NAV”) of the Trust determined on a GAAP basis is referred to in this Quarterly Report on Form 10-Q as a “Principal Market NAV,” and the NAV of the Trust per Share determined on a GAAP basis is referred to as “Principal Market NAV per Share.”

ASC 820 has established a three-tier hierarchy of inputs to be used when determining fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk - for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability. Observable inputs are based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – other significant observable inputs (inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means)

Level 3 – significant unobservable inputs (including the Trust’s assumptions in determining the fair value of investments)

		Fair Value Measurement Using
September 30, 2026*	Fair Value	Level 1	Level 2	Level 3
Assets
Investment in SOL
Digital assets	$58,015,345	$58,015,345	$—	$—

*No comparative table has been provided as the Trust’s operations commenced on July 27, 2026.

The cost basis of the investment in SOL recorded by the Trust for financial reporting purposes is the fair value of SOL at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant (as defined below) from the sale of the corresponding Shares to investors.

Income Taxes

The Delegated Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets, and a pro rata portion of the Trust’s income, gains, losses, and deductions will “flow through” to each beneficial owner of Shares.

The Trust conducts protocol staking of its SOL holdings in reliance on the safe harbor in Revenue Procedure 2026-20, which permits an eligible exchange-traded grantor trust to stake proof-of-stake digital assets without jeopardizing its tax classification, provided the trust satisfies the safe harbor’s conditions.

Staking rewards, received as additional units of SOL, are expected to be includible in gross income at fair market value when credited to the Trust’s custodial account and are treated as ordinary income rather than capital gain. The cost basis of each reward token equals its fair market value at the time of crediting. Because the Trust is treated as a grantor trust, each beneficial owner of Shares must include its pro rata share of staking reward income in the year the rewards are credited to the Trust, regardless of whether the shareholder receives a corresponding cash distribution.

If the Trust were not properly classified as a grantor trust, it might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets including with respect to staking, forks, airdrops, and similar occurrences there can be no assurance in this regard. If the Trust were classified as a partnership, the tax consequences of owning Shares generally would not be materially different from those described herein, although there might be certain differences, including with respect to timing, and tax information reports provided to beneficial owners would be made in a different form. If the Trust were classified as neither a grantor trust nor a partnership, it would be treated as a corporation for U.S. federal income tax purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax on its net taxable income, and certain distributions to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with GAAP, the Trust evaluates tax positions using a “more-likely-than-not” recognition threshold and measures any such position based on the largest benefit that is more than 50% likely to be realized. The Delegated Sponsor has evaluated whether there are uncertain tax positions requiring financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state, or local income taxes existed as of September 30, 2026. The Delegated Sponsor’s conclusions may be subject to review and adjustment later based on factors including, but not limited to, further implementation guidance on the safe harbor requirements and ongoing analyses of and changes to tax laws, regulations, and interpretations thereof. All tax years since the Trust’s inception remain open for examination, and there were no examinations in progress at period end.

Investment Transactions

The Trust considers investment transactions to be the purchase or receipt of SOL for Share creations and the sale or delivery of SOL for Share redemptions or the sale of SOL to pay expenses or staking rewards distributions. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method.

SOL Staking

Under normal market circumstances, and in accordance with the Trust’s liquidity risk management policy, the Delegated Sponsor intends to stake up to 100% of the Trust’s SOL, except (i) as necessary to pay the Delegated Sponsor Fee (as defined below) or any Trust expenses not assumed by the Delegated Sponsor, (ii) as necessary to satisfy existing and reasonably foreseen potential redemption orders, (iii) as necessary to make distributions of staking rewards earned by the Trust pursuant to current IRS guidance, (iv) if the Delegated Sponsor determines that Staking Activities raise significant governmental, policy or regulatory concerns or is subject or likely subject to a specialized regulatory regime, (v) if the Delegated Sponsor determines that any vulnerability exists in the source code, validator or client software, (vi) if the SOL Custodians or a Staking Services Provider discontinue their arrangements with the Trust, including any temporary suspension or un-staking instruction intended to protect the Trust’s assets against the risk of loss of ownership of the staked digital assets, but only with respect to the staked assets affected by the cessation) or (vii) if the Delegated Sponsor otherwise determines that continued Staking Activities of such portion of the Trust’s assets would be inconsistent with the Trust’s purpose of protecting and conserving the value of the Trust.

The Trust earns staking rewards paid in kind by delegating a portion of its SOL on the Solana network’s proof-of-stake validation protocol. To effectuate the staking of the Trust’s SOL, one or more of the SOL Custodians may enter into written agreements with one or more third-party Staking Services Providers, which may be either affiliates of the SOL Custodians or other approved third-party staking services providers, to stake the Trust’s SOL. The rewards owed or paid to the SOL Custodians as compensation for the Staking Services Providers (“Staking Provider Consideration”) reduce the amount of SOL rewards that are generated from the staking activities that are available in the assets of the Trust. The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards or indirectly through the SOL Custodians’ own accounts. The Staking Services Providers and SOL Custodians are expected to receive an aggregate of 5% of the staking rewards (the “Staking Fee”), with the remainder being retained by the Trust. Staking rewards are added to the Trust’s assets and accrete to NAV, and NAV per share would be expected to increase until distributed. The Trust intends to distribute net staking rewards directly to Shareholders semi-monthly (but at least quarterly) in accordance with current IRS guidance.

The Delegated Sponsor will not receive or retain any portion of the staking rewards earned by the Trust. The Trust retains control of its SOL throughout the staking process. The delegation of SOL for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the SOL is not transferred to the validator or Staking Services Provider. The Trust's staking rewards are recognized in investment income through the application of principles in ASC Topic 606, Revenue from Contracts with Customers. Staking rewards are recorded as staking income recognized at fair value when earned. Because the Trust is not the principal to the block validation service and it does not control the full output of the reward-generating activity, staking rewards are presented net of the Staking Fee on the statement of operations. Staking rewards are received in SOL, which represents non-cash consideration. As of September 30, 2026, the Trust had staked 97.89% of its SOL holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the average across a reporting period.

Staking involves the SOL Custodians, each of which controls the private keys to the Trust’s SOL, delegating the Trust’s SOL that the Delegated Sponsor instructs such SOL Custodians to stake (“Staked Assets”) to validators on the Solana network. The SOL Custodians designate: (i) the Staking Services Provider as the validator for a specified amount of the Trust’s Staked Assets, allowing the Staking Services Provider to perform validation activities which maintain the security and integrity of the Solana network’s blockchain, verify transactions and add new blocks (“Validation Activities”), and (ii) the Trust’s own segregated custody account at each SOL Custodian, the private keys to which the SOL Custodians holds in offline storage, as the withdrawal address for both applicable staking rewards and the underlying staked assets themselves after they are un-staked by such SOL Custodian at the Delegated Sponsor’s instruction. The Staking Services Provider then uses its validator credentials to perform Validation Activities with the Trust’s Staked Assets that are staked with such Staking Services Provider. The Staking Services Provider does not control the cold storage private keys and thus cannot transfer, withdraw, or take possession or ownership of the Trust’s Staked Assets when staked with such Staking Services Provider. Instead, such Staked Assets remain in one or more on-chain stake accounts and remain delegated to the applicable validator until the SOL Custodian or the Staking Services Provider deactivates the delegation, at the Delegated Sponsor’s instruction, at which point the Trust’s Staked Assets are returned to the Trust’s Vault Account at the SOL Custodian. The Delegated Sponsor’s choice of third-party Staking Services Providers, and its decision to allocate SOL amongst chosen Staking Services Providers, will be based on a range of factors, including but not limited to the performance, reliability, and reputation of the Staking Services Provider, including monitoring their uptime.

Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the total assets held by the Trust. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

3.Trust Expenses

The Trust pays a unitary Delegated Sponsor Fee which is accrued daily at an annualized rate of 0.14% of the NAV of the Trust (the “Delegated Sponsor Fee”). The Delegated Sponsor Fee is paid by the Trust to the Delegated Sponsor as compensation for services performed under the Trust Agreement. The Delegated Sponsor Fee shall be paid in cash and not less than monthly in arrears by the Trust. The Delegated Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Delegated Sponsor Fee.

As partial consideration for receipt of the Delegated Sponsor Fee, the Delegated Sponsor shall assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) the fee payable to the Marketing Agent for services it provides to the Trust, if applicable, (ii) fees to the Administrator, if any, (iii) fees to the SOL Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustees, (vi) the fees and expenses related to the initial listing of Shares on the Exchange, (vii) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (viii) ordinary course legal fees and expenses but not litigation-related expenses, (ix) audit fees, (x) regulatory fees, including if applicable any fees relating to the registration of the Shares under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (“Exchange Act”), (xi) printing and mailing costs, (xii) costs of maintaining the Delegated Sponsor’s website and (xiii) applicable license fees (each, a “Sponsor-paid Expense” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable, and on the Delegated Sponsor’s website.

The Delegated Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Delegated Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the SOL Custodians, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). In the Delegated Sponsor’s sole discretion as a delegate of the Cayman Trustee, all or any portion of a Sponsor-paid Expense may be redesignated as an Additional Trust Expense, if, among other reasons, the Delegated Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring, or unusual in nature amount.

4.Related Parties

The Delegated Sponsor and the Trustees are considered to be related parties to the Trust. For the period July 27, 2026 (commencement of operations) through September 30, 2026, the Delegated Sponsor had contributions for Shares issued of $19,999,205. As of September 30, 2026, the Delegated Sponsor held approximately 55.5% of the outstanding Shares of the Trust. The Trustee’s fee is paid by the Delegated Sponsor and is not a separate expense of the Trust.

5.Indemnifications

The Delegated Sponsor has agreed to indemnify, defend and hold harmless the Trustee and its officers, employees and agents from and against any losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel), taxes and penalties of any kind arising out of or in connection with the performance of the Trust Agreement, the creation, operation, administration or termination of the Trust, or the transactions contemplated thereby, except to the extent resulting from the willful misconduct, bad faith or gross negligence of the indemnified party.

The Trust enters into contracts that contain a variety of indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

6.Fair Value of SOL

As of September 30, 2026*, the Trust had a closing balance of 489,209.42002501 SOL with a value of $58,015,345, based on the price of SOL in the Trust’s SOL principal market as of 11:59:59 p.m. ET of $118.59 on September 30, 2026.

The following represents the changes in quantity of SOL and the respective fair value on September 30, 2026*:

	Quantity of
	SOL	Fair Value
Beginning balance as of July 27, 2026 (commencement of operations)	—	$—
SOL purchased	209,035.48505314	21,915,425
SOL received for the issuance of Shares	319,619.73733565	24,614,281
SOL received for staking rewards - net	3,000.14187645	296,069
SOL sold to pay Delegated Sponsor Fee	(35.11853205)	(3,400)
SOL sold to pay staking rewards distributions	(1,654.46765693)	(163,241)
SOL sold for the redemption of Shares	(40,756.35805125)	(4,795,856)
Net realized gain (loss) on investment in SOL sold to pay Delegated Sponsor Fee	—	(431)
Net realized gain (loss) on investment in SOL sold to pay staking rewards distributions	—	(17,222)
Net realized gain (loss) on investment in SOL sold for redemption of Shares	—	(169,863)
Change in unrealized appreciation (depreciation) on investment in SOL	—	16,339,583
Ending balance as of September 30, 2026*	489,209.42002501	$58,015,345

*No comparative table has been provided as the Trust’s operations commenced on July 27, 2026.

7.Distributions to Shareholders

The Trust intends to pay cash distributions semi-monthly (but at least quarterly) to Shareholders to distribute net staking rewards earned by the Trust, with record and payable dates set by the Delegated Sponsor in accordance with the rules of the Exchange. Quarterly distributions are intended to represent all net staking rewards accrued during the quarter. On the payable date, the Trust intends to sell an equivalent amount of SOL to fund the cash distribution. The Trust expects to fund the distribution solely from liquid (unbonded) SOL held by the Trust. The amount of the distribution, if any, will depend on the net staking rewards actually earned by the Trust during each quarter and cannot be predicted with certainty. The amount of net staking rewards earned will vary based on factors including, but not limited to, the amount of SOL held by the Trust, the percentage of the Trust’s SOL that is staked, network staking participation rates, protocol reward rates on the SOL Network, and network conditions. Accordingly, there can be no assurance as to the amount of distributions that will be paid in any quarter, and it is possible that no distributions will be paid in a given quarter if insufficient net staking rewards are earned.

8.Creation and Redemption of Shares

When the Trust sells or redeems its Shares, SOL will be transferred into or out of the Trust, as applicable, in exchange for blocks of 10,000 Shares (a “Basket”) that are based on the quantity of SOL attributable to each Share of the Trust (net of accrued but unpaid Delegated Sponsor Fees and any accrued but unpaid extraordinary expenses or liabilities).

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants (as defined below). The Trust only creates or redeems its Shares at NAV.

Financial firms that are authorized to purchase Shares from or redeem Shares to the Trust (known as “Authorized Participants”) may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Delegated Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who is not an Authorized Participant but who may be an affiliate of an Authorized Participant and with whom the Delegated Sponsor has entered into an agreement on behalf of the Trust (each such third party, or Coinbase, Inc. (the “Prime Broker”) or Coinbase Credit, Inc. (the “Lender”), as applicable, a “SOL Counterparty”), to (i) purchase the amount of SOL equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting SOL amount in the Trust’s account with the SOL Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designated agent of, SOL to the Trust’s account with the SOL Custodians in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Delegated Sponsor, on behalf of the Trust will direct the SOL Custodian to transfer SOL to a SOL Counterparty, who will sell the SOL to be executed, in the Delegated Sponsor’s reasonable efforts, at the Pricing Benchmark price used by the Trust to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Delegated Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through the SOL Custodians, will deliver SOL to the Authorized Participant, or a designated agent thereof, in exchange for its Shares.

9.Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses, as disclosed in Note 5, Indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust which cannot be predicted with any certainty.

10.Digital Asset Risk

The Trust invests substantially all of its assets in SOL. SOL is a digital asset (i.e., a cryptocurrency) whose ownership and behavior are determined by participants in an online, peer-to-peer network that connects computers that run publicly accessible, or “open source,” software that follows the rules and procedures governing the SOL network. SOL is a relatively new asset class and is subject to unique and substantial risks, and historically, has been subject to significant price volatility. The price of SOL could drop precipitously (including to zero). These factors and events could have a significant negative impact on the Trust.

11.Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with SOL and digital assets. By concentrating its investment strategy solely in SOL, any losses suffered as a result of a decrease in the value of SOL can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

12.Staking Risk

Staking the Trust’s SOL exposes the Trust to operational, technological and third-party risks that could result in the loss of assets or reduced staking rewards. The Trust’s staking activities depend on the Solana network, the SOL Custodians and third-party Staking Services Providers. Staked SOL may be subject to “slashing,” inactivity penalties or other protocol-imposed penalties if a validator engages in certain erroneous or malicious conduct, fails to perform required protocol duties or otherwise does not operate in accordance with Solana network requirements. In addition, transfers of SOL into and out of the Solana protocol staking deposit contract may be subject to operational errors, cybersecurity vulnerabilities, software defects, outages, bugs or other technical failures. The occurrence of any of these events could result in a reduction or loss of the Trust’s staked SOL or staking rewards. The Trust also relies on its Staking Services Providers to effectively perform validation activities, and service outages, poor validator performance, cybersecurity incidents or other operational difficulties affecting such providers could reduce staking rewards, disrupt the Trust’s staking activities or result in losses to the Trust. A Staking Services Provider’s liability to the Trust may be limited, and there can be no assurance that the Trust would recover losses resulting from staking-related penalties or other events.

Staking also exposes the Trust to liquidity risk because staked SOL may not be immediately available to satisfy redemption requests or other liquidity needs. Solana committed to staking is temporarily unavailable while it proceeds through the Solana network’s activation, exit and withdrawal processes, and the duration of these processes depends on network conditions and may increase during periods of elevated staking or un-staking activity. Accordingly, the Trust may not be able to promptly access staked SOL when needed. If redemption requests exceed the amount of unstaked SOL otherwise available to the Trust, delays associated with exiting validators and withdrawing staked SOL could result in delays in satisfying redemptions and, in extreme circumstances, could lead to the temporary unavailability of the Trust’s redemption program. In addition, there is no assurance that staking will generate rewards at any particular level, or at all. Staking rewards may fluctuate based on network conditions, the amount of SOL staked on the Solana network, validator performance and other factors, and SOL generally does not earn staking rewards while awaiting activation. These factors could adversely affect the Trust’s liquidity, the amount of staking rewards available to the Trust and the value of the Shares.

13.Net Assets

The Delegated Sponsor has the full power and authority, in its sole discretion as a delegate of the Cayman Trustee, without seeking the approval of the Trustees or the Shareholders to authorize the division of the beneficial interest in the Trust into an unlimited amount of Shares.

The following table reflects the net assets activity for the period July 27, 2026 (commencement of operations) through September 30, 2026:

			Accumulated
Activity	Shares	Paid-in-capital	Earnings (Loss)	Net Assets
Balance at July 27, 2026 (commencement of operations)	—	$—	$—	$—
Contributions for Shares issued	1,950,000	46,529,706	—	46,529,706
Distributions for Shares redeemed	(150,000)	(4,795,851)	—	(4,795,851)
Distributions paid to Shareholders	—	—	(163,241)	(163,241)
Net investment gain (loss)	—	—	287,082	287,082
Net realized gain (loss) on investment in SOL sold to pay Delegated Sponsor Fee	—	—	(431)	(431)
Net realized gain (loss) on investment in SOL sold to pay staking rewards distributions	—	—	(17,222)	(17,222)
Net realized gain (loss) on investment in SOL sold for redemption of Shares	—	—	(169,863)	(169,863)
Net change in unrealized appreciation (depreciation) on investment in SOL	—	—	16,339,583	16,339,583
Balance at September 30, 2026	1,800,000	$41,733,855	$16,275,908	$58,009,763

14.Financial Highlights*

For the period
July 27, 2026
(commencement
of operations)
through
Per Share Performance (for a Share outstanding throughout the period presented)	September 30, 2026*
NAV per Share, beginning of period	$20.52
Net investment gain (loss)(a)	0.21
Net realized and unrealized gain (loss)(b)	11.60
Net change in net assets from operations	11.81
Distributions paid to Shareholders	(0.10)
NAV per Share, end of period(f)	$32.23
Total return(c)(d)(f)	57.65%
Ratio to average net assets
Net investment income(e)	4.47%
Net expenses(e)	0.14%

*No comparative table has been provided as the Trust’s operations commenced on July 27, 2026.

(a)	Based on average Shares outstanding during the period.
(b)	The amounts reported for a Share outstanding may not agree with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.
(c)	Calculated by determining the percentage change in NAV per Share with all distributions reinvested.
(d)	Not annualized.
(e)	Annualized.
(f)	NAV per Share and total return have been calculated on net assets which include adjustments made in accordance with GAAP required at period end for financial reporting purposes.

15.Segment Reporting

An operating segment is defined in FASB ASC Topic 280, Segment Reporting, as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Delegated Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Delegated Sponsor. The financial information in the form of the Trust’s assets, total return, expense ratio and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmark and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

16. Subsequent Events

In preparation of these financial statements, management has evaluated the events and transactions subsequent to September 30, 2026, through November 13, 2026, the date when these financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s operations, the Delegated Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

Morgan Stanley Solana Trust (the “Trust”) was organized on December 16, 2025 as a Delaware Statutory Trust pursuant to the Delaware Statutory Trust Act (“DSTA”), and is governed by the provisions of the Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is an exchange-traded fund (“ETF”) that issues common shares of beneficial interest (the “Shares”) that trade on the NYSE Arca, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on July 28, 2026, under the ticker symbol “MSOL.”

The Trust’s investment objective is to seek to track the performance of SOL, as measured by the performance of the CoinDesk SOL Benchmark 4PM NY Settlement Rate (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities and to reflect rewards from staking a portion of the Trust’s SOL. The Pricing Benchmark is calculated by CoinDesk Indices, Inc. (the “Benchmark Provider”).

The Trust is sponsored by Morgan Stanley Investment Management Inc. (the “Delegated Sponsor”), a wholly owned subsidiary of Morgan Stanley. The Delegated Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

CSC Delaware Trust Company, a Delaware trust company (the “DE Trustee”), acts as the DE Trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The DE Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

AGS Trustees Limited, a Cayman Islands limited liability company, serves as the Cayman Trustee to the Trust. The Cayman Trustee is a wholly owned controlled subsidiary of Appleby Global Services (Cayman) Limited, also a company incorporated in the Cayman Islands with limited liability, which holds a Full Mutual Fund Administrator and Trust license with the Cayman Islands Monetary Authority. Each of the Cayman Trustee and Appleby Global Services (Cayman) Limited is a regulated entity in the Cayman Islands.

The Bank of New York Mellon (“BNY”) serves as the Trust’s administrator, cash custodian, and transfer agent (the “Administrator,” “Cash Custodian,” or “Transfer Agent”).

Figment Inc., Galaxy Blockchain Infrastructure LLC and Coinbase Canada, Inc., each a party unrelated to the Delegated Sponsor and Trustees, serve as the staking service providers (“Staking Services Providers”). The Staking Services Providers will exercise no discretion as to the amount of the Trust’s SOL to be staked or the timing of the staking activities.

Coinbase Custody Trust Company, LLC. together with BNY (“SOL Custodians”) serve as the Trust’s SOL custodians and are responsible for safekeeping all of the SOL owned by the Trust.

Foreside Fund Services, LLC (the “Marketing Agent”) is responsible for reviewing and approving the marketing materials prepared by the Delegated Sponsor for compliance with applicable SEC and FINRA advertising laws, rules, and regulations.

Staking

The Trust’s staking program seeks to maximize the portion of the Trust’s SOL available for staking while controlling for liquidity and redemption risks. Under normal market conditions, the Trust generally intends to stake up to 100% of its SOL holdings through one or more SOL Custodians with one or more Staking Services Providers. However, the actual percentage staked may vary based on liquidity needs or other factors, including redemption activity, distributions, regulatory or network concerns, disruptions in custodial or staking arrangements, or other circumstances that could affect the Trust’s ability to continue staking. These factors may cause the percentage of SOL staked to fluctuate over time. For the period July 27, 2026 (commencement of operations) through September 30, 2026, the Trust staked an average of 97.53% of its SOL holdings. As of September 30, 2026, the Trust had staked 97.89% of its SOL holdings. The Trust intends to pay cash distributions semi-monthly (but at least quarterly) to Shareholders to distribute staking rewards earned by the Trust.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Trust commenced operations on July 27, 2026. Substantially all of the Trust’s assets are invested in SOL, and the Trust’s operating results are primarily affected by changes in the market price of SOL.

The Trust’s NAV per Share, calculated by determining the percent change in NAV per share with all distributions reinvested, increased 57.65% from $20.52 on July 27, 2026 (commencement of operations) to $32.23 on September 30, 2026. The increase in NAV per Share is directly related to the increase in the price of SOL of 56.47% from $75.79 on July 27, 2026 (commencement of operations) to $118.59 on September 30, 2026. The Trust’s NAV per Share increased 1.18% more than the price of SOL due to net staking rewards earned by the Trust of $296,069 partially offset by the Delegated Sponsor Fee of $8,987.

For the period July 27, 2026 (commencement of operations) through September 30, 2026, the Trust recorded a net increase in net assets resulting from operations of $16,439,149. This increase is primarily due to net realized and unrealized gain (loss) on the Trust’s SOL holdings of $16,152,067 consisting of the following:

●	Net realized loss of $431 related to SOL sold to pay the Delegated Sponsor Fee;
●	Net realized loss of $17,222 related to SOL sold to pay staking rewards distributions;
●	Net realized loss of $169,863 related to SOL sold for redemption of Shares; and
●	Net unrealized appreciation of $16,339,583 on investment in SOL.

The net unrealized appreciation recorded during the period July 27, 2026 (commencement of operations) through September 30, 2026, reflected the rise in the market value of SOL between the dates on which SOL was acquired by the Trust and September 30, 2026. Because the Trust’s assets consist almost entirely of SOL, fluctuations in the price of SOL are expected to have a direct and significant impact on the Trust’s net assets and operating results.

Net Assets

As of September 30, 2026, the Trust held 489,209.42002501 SOL with a fair value of $58,015,345. Net assets were $58,009,763, or $32.23 per Share, and the Trust had 1,800,000 Shares outstanding.

Capital Share Transactions

For the period July 27, 2026 (commencement of operations) through September 30, 2026, the Trust had a net increase in net assets from capital share transactions of $41,570,614, consisting of $46,529,706 for Shares issued which was partially offset by $4,795,851 for Shares redeemed and distributions paid to Shareholders of $163,241. For the period from July 27, 2026 (commencement of operations) through September 30, 2026, 1,950,000 Shares (195 Baskets) were issued and 150,000 Shares (15 Baskets) were redeemed, resulting in 1,800,000 Shares outstanding at September 30, 2026.

Liquidity and Capital Resources

The ability of the Trust or a SOL Counterparty to buy or sell SOL may be adversely affected by limited trading volume, lack of a market maker in the digital asset markets, or legal restrictions. It is also possible that a SOL spot market or regulatory or governmental authority may suspend or restrict trading in SOL altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting SOL or other issues affecting counterparties. SOL is a new asset with a very limited trading history. Therefore, the markets for SOL may be less liquid and more volatile than other markets for more established products.

Shares of the Trust are listed and traded on the Exchange. There is no certainty that there will be liquidity available on the Exchange or that the market price will be in line with the net asset value (“NAV”) or the Principal Market NAV at any given time. There is also no guarantee that the Shares of the Trust will remain listed or traded on the Exchange.

If demand for Shares of the Trust exceeds the availability of SOL from exchanges and the Trust is not able to secure additional supply, Shares of the Trust may trade at a premium to their underlying value. Investors who pay a premium risk losing such premium if demand for the Shares of the Trust abates or the Delegated Sponsor is able to source more SOL. In such circumstances, Shares of the Trust could also trade at a discount.

Prior to their issuance, there was no public market for Shares of the Trust.

Under the Trust’s staking program, the Delegated Sponsor monitors and adjusts the amount of the Trust’s SOL to be staked in accordance with the Trust’s liquidity risk management policy. The Delegated Sponsor may instruct one or more SOL Custodians to stake the Trust’s SOL. The SOL Custodians designate (i) the Staking Services Provider as the validator in connection with a specified amount of the Trust’s Staked Assets, and (ii) the Trust’s own Cold Vault Balance as the withdrawal address for both staking rewards and the underlying staked assets themselves after they are un-staked by the SOL Custodians in accordance with the Trust’s liquidity risk management policy at the Delegated Sponsor’s instruction. The Staking Services Provider then performs Validation Activities, operating validator software, including validator nodes, with the Trust’s Staked Assets staked with such Staking Services Provider. The Staking Services Provider does not control the private keys to transfer or take possession or ownership of the Trust’s Staked Assets when staked with such Staking Services Provider. Instead, the Staked Assets are held in stake accounts on the Solana network, over which the SOL Custodians retain the stake authority and withdraw authority, until un-staked by the SOL Custodians in accordance with the Trust’s liquidity risk management policy at the Delegated Sponsor’s instruction, at which point the Trust’s Staked Assets (and any related rewards) are transferred to the Cold Vault Balance at the SOL Custodians. The Staking Services Provider is the node operator and is obligated to perform Validation Activities with the Trust’s Staked Assets consistent with the terms of the Trust’s agreements with Staking Services Providers. The Trust retains control and ownership of the Trust’s staked SOL because the SOL Custodians control the private keys to the Trust’s Staked Assets. The Trust also retains control given that the Delegated Sponsor (rather than the Staking Services Provider) will retain the ability through the SOL Custodians to un-stake its SOL at any time in accordance with the Trust’s liquidity risk management policy (subject to Solana network processes and delays). The Trust’s agreements with the Staking Services Providers also specifically provide that the Staked Assets belong to the Trust and neither the Staking Services Providers have any ownership or property interest in the Trust’s Staked Assets. The Trust’s agreements with Staking Services Providers require each Staking Services Provider to not commingle the staked assets of any other person (such as the Staking Services Provider or others who stake to the Staking Services Provider) with the Staked Assets of the Trust, despite the Trust delegating the validation rights to the Trust’s Staked Assets to the Staking Services Provider, which may serve as a staking services provider for other persons and, as a result, perform validation activities corresponding to staked SOL belonging to other SOL holders. Staking will be a passive activity for the Trust, as it relies on the SOL Custodian, and will not operate its own node or perform validation activities on its own. Moreover, the Trust’s role will be limited to determining, from time to time, what portion of the Trust’s SOL to stake and un-stake so as to maintain sufficient Trust assets to satisfy all outstanding redemption orders, and informing the Staking Services Provider(s) of those determinations. Under normal market circumstances, the Delegated Sponsor intends to stake up to 100% of the Trust’s SOL except that the Trust will occasionally maintain a portion of unstaked SOL to support liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

The duly authorized officers of the Delegated Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Delegated Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in “Risk Factors” in our Registration Statement on Form S-1 (333-292587) (our “Registration Statement”) declared effective on July 23, 2026, and the prospectus contained therein (the “Prospectus”), which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed therein.

The risks described in the Prospectus are not the only risks facing the Trust. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any applicable prospectus, prospectus supplement, registration statement or other document that we file with the SEC before or after this date. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.
b)	Not applicable.
c)	150,000 Shares (15 Baskets) were redeemed during the period July 27, 2026 (commencement of operations) through September 30, 2026.

	Total Shares	Average Price
Period	Redeemed	Per Share
July 1, 2026 – July 31, 2026	—	$—
August 1, 2026 – August 31, 2026	—	$—
September 1, 2026 – September 30, 2026	150,000	$31.97

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Delegated Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the period July 27, 2026 (commencement of operations) through September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(3)	Amended and Restated Trust Agreement
3.2(2)	Certificate of Trust
3.3(3)	Trustee Services Agreement
3.4(3)	Delegation of Trustee Duties Agreement
10.1(4)	Delegated Sponsor Agreement
10.2(3)	Form of Authorized Participant Agreement
10.3***(4)	Coinbase Prime Broker Agreement
10.4***(4)	Coinbase Custodial Services Agreement (included as Exhibit A to Form of Coinbase Prime Broker Agreement)
10.5(3)	Fund Administration and Accounting Agreement
10.6(3)	Transfer Agency and Service Agreement
10.7(3)	CoinDesk Indices Master License Agreement
10.8(3)	Marketing Agent Agreement
10.9(3)	BNY Cash Custody Agreement
10.10(3)	Audit Seed Subscription Agreement
10.11(3)	BNY Digital Assets Custody Agreement
10.12***(4)	Coinbase Trade Financing Agreement
10.13***(4)	Staking Addendum to the Coinbase Custodial Services Agreement
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Finance Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Finance Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
***	Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-292587) filed by the Registrant on January 6, 2026.
(3)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-292587) filed by the Registrant on June 18, 2026.
(4)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-292587) filed by the Registrant on July 14, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Solana Trust (Registrant)

By: Morgan Stanley Investment Management Inc., as the Delegated Sponsor of the Trust

By:	/s/ Scott Steel
Scott Steel
Managing Director
(Principal Executive Officer)

Date:	November 13, 2026

By:	/s/ James F. Kirchner
James F. Kirchner
Managing Director
(Principal Finance Officer)

Date:	November 13, 2026